Form 10-Q
period 1996-06-14
CBM FUNDING CORP
filed 1996-07-26
CIK 1010683

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

                [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                      For the Quarter ended June 14, 1996

                                       OR

                [_]    Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                        Commission File Number: 333-2336

                            CBM FUNDING CORPORATION
                            -----------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                      52-1955658
- - - --------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              10400 Fernwood Road
                           Bethesda, Maryland 20817
- - - --------------------------------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:   301-380-2070



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
  requirements for the past 90 days.  Yes ____   No ____ (Not Applicable)

                                                          Shares outstanding as
                 Class                                       of July 15, 1996
- - - --------------------------------------                   -----------------------
Common Stock, $.01 par value per share                            1,000

================================================================================

- - - --------------------------------------------------------------------------------
                            CBM Funding Corporation
================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Statement of Operations
           Twelve and Twenty-Four Weeks Ended June 14, 1996................1

         Balance Sheet
           June 14, 1996 and December 31, 1995.............................2

         Statement of Cash Flows
           Twenty-Four Weeks ended June 14, 1996...........................3

         Notes to Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................6


                          PART II - OTHER INFORMATION

Item 5.  Other Information.................................................6


                         PART I. FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            CBM FUNDING CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)
                (in thousands, except per common share amounts)


                                             Twelve Weeks   Twenty-Four Weeks
                                                 Ended            Ended
                                               June 14,          June 14,
                                                 1996              1996
                                             -------------     -------------
REVENUES
 Interest income...........................  $       7,277     $      12,413

EXPENSES
 Interest expense..........................          7,277            12,413
 Amortization of deferred financing costs..            300               428
                                             -------------     -------------

                                                     7,577            12,841
                                             -------------     -------------

NET LOSS...................................  $        (300)    $        (428)
                                             =============     =============

NET LOSS PER COMMON SHARE..................  $        (300)    $        (428)
                                             =============     =============

                    See notes to these financial statements.

                            CBM FUNDING CORPORATION
                                 BALANCE SHEET
                      (In thousands, except share amounts)


                                                        June 14,    December 31,
                                                          1996          1995
                                                       -----------  ------------
                                                       (Unaudited)

ASSETS

Mortgage Loan to Associates..........................  $   406,164  $         --
Deferred financing costs, net of accumulated
 amortization........................................       12,927            --
Interest receivable..................................        1,251            --
Cash and cash equivalents............................            1             1
                                                       -----------   -----------

    Total Assets.....................................  $   420,343   $         1
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES

Certificates payable.................................  $   406,164   $        --
Interest payable.....................................        1,251            --
Accrued liabilities..................................          602            --
                                                       -----------   -----------

    Total Liabilities................................      408,017            --
                                                       -----------   -----------

SHAREHOLDER'S EQUITY
Common stock (1,000 shares of .01 per value stock
 issued and outstanding).............................           --            --
Additional paid-in capital...........................       12,754             1
Accumulated deficit..................................         (428)           --
                                                       -----------   -----------

    Total Shareholder's Equity.......................       12,326             1
                                                       -----------   -----------

                                                       $   420,343   $         1
                                                       ===========   ===========


                    See notes to these financial statements.

                            CBM FUNDING CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                Twenty-Four
                                                                Weeks Ended
                                                                  June 14,
                                                                    1996
                                                                -----------
OPERATING ACTIVITIES
 Net loss.....................................................  $     (428)
 Noncash items................................................         428
 Changes in operating accounts................................          --
                                                                ----------
   Cash provided by (used in) operating activities............          --
                                                                ----------

INVESTING ACTIVITIES
 Mortgage loan to Associates..................................    (410,200)
 Mortgage loan collections....................................       4,036
 Payment of financing costs...................................     (12,753)
                                                                ----------
   Cash used in investing activities..........................    (418,917)
                                                                ----------

FINANCING ACTIVITIES
 Proceeds from certificates...................................     410,200
 Contribution by Courtyard II Associates, L.P.................      12,753
 Principal repayments on certificates.........................      (4,036)
                                                                ----------
   Cash provided by financing activities......................     418,917
                                                                ----------

INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS.............................................          --

CASH AND CASH EQUIVALENTS at beginning of period..............           1
                                                                ----------

CASH AND CASH EQUIVALENTS at end of period....................  $        1
                                                                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid as interest on certificates........................  $   11,162
                                                                ==========

                    See notes to these financial statements.

                            CBM FUNDING CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Basis of Presentation

The accompanying financial statements have been prepared by CBM Funding Corporation (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 14, 1996 and December 31, 1995, and the results of operations for the twelve and twenty-four weeks ended June 14, 1996.

CBM Funding Corporation, a Delaware corporation and wholly owned subsidiary of Courtyard II Associates, L.P. (the "Mortgagor" and "Associates"), which is a wholly owned subsidiary of Courtyard by Marriott II Limited Partnership (the "Partnership"), was formed on December 28, 1995. The Company was formed for the purpose of (i) making the single, fixed rate, non-recourse $410.2 million mortgage loan (the "Mortgage Loan") to the Mortgagor and (ii) conveying the Mortgage Loan and other instruments securing the Mortgage Loan including the 69 cross-defaulted and cross-collaterized mortgages, representing first priority liens on fee or leasehold interests in 69 Hotels (the "Hotels") owned by the Mortgagor, fee interests in land leased from Marriott International, Inc. or its affiliates on which 53 hotels are situated in, and related assets, and a pledge of the Mortgagor's membership interests in, and the related right to receive distributions from, the entity that owns the hotel located in Chicago/Deerfield, Illinois ("Deerfield LLC"), to the trustee (the "Trustee") under a Trust and Servicing Agreement dated January 24, 1996 (the "Trust and Servicing Agreement") in exchange for Multiclass Mortgage Pass-Through Certificates (the "Certificates") which represent interests in the trust fund under the Trust and Servicing Agreement. For financial accounting purposes the assets and liabilities of the Trustee are included in the financial statements of the Company. However, legally, the Company transferred the Mortgage Loan to the Trustee without recourse and has no interest in the Mortgage Loan, has no obligations with respect to the Certificates and does not control the Trustee.

Debt Refinancing - Certificates

The Certificates in an initial principal amount of $410.2 million were issued by the Trustee. Proceeds from the sale of the Certificates were utilized by the Company to provide a Mortgage Loan to Associates. The Certificates and Mortgage Loan each require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates and the Mortgage Loan each may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.


                                 Initial Certificate  Pass-Through
              Class                   Balance            Rate
         ----------------        -------------------  -------------

            Class A-1            $     45,500,000         7.550%
            Class A-2            $     50,000,000         6.880%
            Class A-3P & I       $    129,500,000         7.080%
            Class A-3IO            Not Applicable         0.933%
            Class B              $     75,000,000         7.480%
            Class C              $    100,000,000         7.860%
            Class D              $     10,200,000         8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The Certificates/Mortgage Loan maturities are as follows (in thousands):


       1996                          $ 10,283
       1997                            13,216
       1998                            14,242
       1999                            15,347
       2000                            16,539
       Thereafter                     340,573
                                     --------
                                     $410,200
                                     ========

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from Marriott International, Inc. or its affiliates on which 53 Hotels are located, (iii) a pledge of the Mortgagor's membership interest in and the related right to receive distributions from Deerfield LLC and (iv) an assignment of the restated management agreement. The Mortgage Loan is non-recourse to the Mortgagor, the Partnership and its partners.

Operating profit from the Hotels and the Deerfield Hotel in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) to pay debt service on the $127.4 million of senior notes ("Senior Notes") issued in a concurrent offering by the Partnership and its wholly owned subsidiary, Courtyard II Finance Company, (ii) to fund a supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in the working capital agreement with Marriott International, Inc. and
(v) for distributions to the partners of the Partnership.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"), subject to certain exceptions. The Prepayment Premium is equal to the greater of (i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Exchange Offer

On June 30, 1996, the Company completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with an outstanding principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Company's principal source of cash is from collections on the mortgage loan and from additional paid-in capital from the issuance of stock. For the twenty-four weeks ended, June 14, 1996, collections on the mortgage loan were used to repay principal on the certificates of $4.0 million. For the twenty-four weeks ended June 14, 1996, additional paid-in capital from the issuance of stock was used to pay financing costs of $12.8 million.


RESULTS OF OPERATIONS

For the twenty-four weeks ended June 14, 1996, the Company reported revenues and interest expense of $12.4 million each. Amortization of deferred financing costs for the twenty-four weeks ended was $.4 million. Therefore, the Company reported a net loss of $.4 million for the twenty-four weeks ended June 14, 1996.


                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 30, 1996, the Company completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with an outstanding principal balance of $406.2 million at that time ("Old Certificates") for an equal amount of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CBM FUNDING CORPORATION



                        July 26, 1996    By: /s/ Bruce F. Stemerman
                                             -----------------------------------
                                             Bruce F. Stemerman
                                             President, Chief Accounting Officer
                                             and Director