Form 10-Q
period 1996-09-06
CBM FUNDING CORP
filed 1996-10-18
CIK 1010683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  Securities and Exchange Commission

                         Washington, D.C. 20549

                                Form 10-Q

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarter ended September 6, 1996

                                    OR

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   Commission File Number: 333-2336

                        CBM FUNDING CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Delaware                             52-1955658
 ------------------------------              ------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                           10400 Fernwood Road
                         Bethesda, Maryland 20817
------------------------------------------------------------------------------
                  (Address of principal executive offices)


     Registrant's telephone number, including area code:   301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No ____ (Not Applicable)

                                               Shares outstanding as of
              Class                                 October 15, 1996
--------------------------------------     -----------------------------------
Common Stock, $.01 par value per share               1,000

===============================================================================

--------------------------------------------------------------------------------

                          CBM Funding Corporation
================================================================================

                             TABLE OF CONTENTS

                                                                                                                         PAGE NO.
                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


           Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 6, 1996...............................................................1

           Balance Sheet
              September 6, 1996 and December 31, 1995...........................................................................2

           Statement of Cash Flows
              Thirty-Six Weeks ended September 6, 1996 .........................................................................3

           Notes to Financial Statements........................................................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................................................6


                      PART II - OTHER INFORMATION


Item 5.  Other Information......................................................................................................6


                        PART I. FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                            CBM FUNDING CORPORATION
                            STATEMENT OF OPERATIONS
                                 (Unaudited)
                (in thousands, except per common share amounts)




                                                                                     Twelve Weeks         Thirty-Six Weeks
                                                                                         Ended                 Ended
                                                                                     September 6,          September 6,
                                                                                         1996                  1996
                                                                                     --------------      -----------------
REVENUES
  Interest income..................................................................$         7,265       $         19,678
                                                                                   ---------------       ----------------
EXPENSES
  Interest expense.................................................................          7,265                 19,678
  Amortization of deferred financing costs.........................................            253                    681
                                                                                   ---------------       ----------------
                                                                                             7,518                 20,359
                                                                                   ---------------       ----------------
NET LOSS...........................................................................$          (253)      $           (681)
                                                                                   ===============       ================
NET LOSS PER COMMON SHARE..........................................................$          (253)      $           (681)
                                                                                   ===============       ================



                    See notes to these financial statements.

                             CBM FUNDING CORPORATION
                                  BALANCE SHEET
                       (In thousands, except share amounts)



                                                                                          September 6,      December 31,
                                                                                              1996              1995
                                                                                           (Unaudited)
ASSETS

Mortgage Loan to Associates..............................................................$      403,108    $            -
Deferred financing costs, net of accumulated amortization................................        12,603                 -
Interest receivable......................................................................           637                 -
Cash and cash equivalents................................................................             1                 1
                                                                                         --------------    --------------
     Total Assets........................................................................$      416,349    $            1
                                                                                         ==============    ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES
Certificates payable.....................................................................$      403,108    $            -
Interest payable. .......................................................................           637                 -
Accrued liabilities......................................................................           379                 -
                                                                                         --------------    --------------
     Total Liabilities...................................................................       404,124                 -
                                                                                         --------------    --------------
SHAREHOLDER'S EQUITY
Common stock (1,000 shares of .01 per value stock issued and outstanding)................             -                 -
Additional paid-in capital...............................................................        12,906                 1
Accumulated deficit......................................................................          (681)                -
                                                                                         --------------    --------------
     Total Shareholder's Equity..........................................................        12,225                 1
                                                                                         --------------    --------------
                                                                                         $      416,349    $            1
                                                                                         ==============    ==============


                      See notes to these financial statements.

                             CBM FUNDING CORPORATION
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                                                           Thirty-Six Weeks
                                                                                                                 Ended
                                                                                                            September 6,
                                                                                                                1996
OPERATING ACTIVITIES
  Net loss.................................................................................................$         (681)
  Noncash items............................................................................................           681
  Changes in operating accounts............................................................................             -
                                                                                                           --------------
      Cash provided by (used in) operating activities......................................................             -
                                                                                                           --------------

INVESTING ACTIVITIES
  Mortgage loan to Associates..............................................................................      (410,200)
  Mortgage loan collections................................................................................         7,092
  Payment of financing costs...............................................................................       (12,905)
                                                                                                           --------------
      Cash used in investing activities....................................................................      (416,013)
                                                                                                           --------------
FINANCING ACTIVITIES
  Proceeds from certificates...............................................................................       410,200
  Contribution by Courtyard II Associates, L.P.............................................................        12,905
  Principal repayments on certificates.....................................................................        (7,092)
                                                                                                           --------------
      Cash provided by financing activities................................................................       416,013
                                                                                                           --------------
INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS.........................................................................................             -

CASH AND CASH EQUIVALENTS at beginning of period...........................................................             1
                                                                                                           --------------
CASH AND CASH EQUIVALENTS at end of period.................................................................$            1
                                                                                                           ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid as interest on certificates....................................................................$       19,041
                                                                                                           ==============





                See notes to these financial statements.

                          CBM FUNDING CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying financial statements have been prepared by CBM Funding Corporation (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

     In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 6, 1996 and the results of operations for the twelve and thirty-six weeks ended September 6, 1996.

     CBM Funding Corporation, a Delaware corporation and wholly owned subsidiary of Courtyard II Associates, L.P. (the "Mortgagor" and "Associates"), which is a wholly owned subsidiary of Courtyard by Marriott II Limited Partnership (the "Partnership"), was formed on December 28, 1995. The Company was formed for the purpose of (i) making the single, fixed rate, non-recourse $410.2 million mortgage loan (the "Mortgage Loan") to the Mortgagor and (ii) conveying the Mortgage Loan and other instruments securing the Mortgage Loan including the 69 cross- defaulted and cross-collaterized mortgages, representing first priority liens on fee or leasehold interests in 69 Hotels (the "Hotels") owned by the Mortgagor, fee interests in land leased from Marriott International, Inc. or its affiliates on which 53 hotels are situated in, and related assets, and a pledge of the Mortgagor's membership interests in, and the related right to receive distributions from, the entity that owns the hotel located in Chicago/Deerfield, Illinois ("Deerfield LLC"), to the trustee (the "Trustee") under a Trust and Servicing Agreement dated January 24, 1996 (the "Trust and Servicing Agreement") in exchange for Multiclass Mortgage Pass-Through Certificates (the "Certificates") which represent interests in the trust fund under the Trust and Servicing Agreement. For financial accounting purposes the assets and liabilities of the Trustee are included in the financial statements of the Company. However, legally, the Company transferred the Mortgage Loan to the Trustee without recourse and has no interest in the Mortgage Loan, has no obligations with respect to the Certificates and does not control the Trustee.

2.   Debt Refinancing - Certificates

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

                                           Initial Certificate          Pass-Through
                          Class                  Balance                 Rate

                        Class A-1         $        45,500,000           7.550%
                        Class A-2         $        50,000,000           6.880%
                     Class A-3P & I       $       129,500,000           7.080%
                       Class A-3IO             Not Applicable           0.933%
                         Class B          $        75,000,000           7.480%
                         Class C          $       100,000,000           7.860%
                         Class D          $        10,200,000           8.645%


     The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

     The Certificates/Mortgage Loan maturities are as follows (in thousands):

         1996                               $    10,283
         1997                                    13,216
         1998                                    14,242
         1999                                    15,347
         2000                                    16,539
         Thereafter                             340,573
                                            -----------
                                            $   410,200
                                            ===========

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

3.   Exchange Offer

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Company's principal source of cash is from collections on the mortgage loan and from additional paid-in capital from the issuance of stock. For the thirty-six weeks ended September 6, 1996, collections on the mortgage loan were used to repay principal on the certificates of $7.1 million. For the thirty-six weeks ended September 6, 1996, additional paid- in capital from the issuance of stock was used to pay financing costs of $12.9 million.


RESULTS OF OPERATIONS

For the thirty-six weeks ended September 6, 1996, the Company reported revenues and interest expense of $19.7 million each. Amortization of deferred financing costs for the thirty-six weeks ended was $.7 million. Therefore, the Company reported a net loss of $.7 million for the thirty-six weeks ended September 6, 1996.


                      PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of CBM Funding Corporation on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in June 1996.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CBM FUNDING CORPORATION




                 October 18, 1996       By:   /s/ Earla Stowe
                                              ---------------------------------
                                              Earla Stowe
                                              Vice President and
                                               Chief Accounting Officer