Form 10-K
period 1996-12-31
CBM FUNDING CORP
filed 1997-03-31
CIK 1010683

Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K


          X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996





                                      OR


         |_|     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     Commission File Number:    333-2336



                            CBM FUNDING CORPORATION
                 -----------------------------------------------------

                  (Exact name of registrant as specified in its charter)

                   Delaware                              52-1955658
--------------------------------------  ----------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
   of incorporation or organization)

             10400 Fernwood Road
              Bethesda, Maryland                           20817
------------------------------------------------  ------------------------------
   (Address of principal executive offices)              (Zip Code)


 Registrant's telephone number, including area code:  301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes No (Not Applicable).


                                            Shares outstanding as of
              Class                             December 31, 1996
-------------------------------------    -----------------------------------
Common Stock, $.01 par value per share                 1,000



------------------------------------------------------------------------------
------------------------------------------------------------------------------

         -----------------------------------------------------------------------
                                              CBM FUNDING CORPORATION
         -----------------------------------------------------------------------

                                                 TABLE OF CONTENTS

                                                                                                          PAGE NO.

                                                        PART I

Item 1.           Business.. ...............................................................................1

Item 2.           Properties................................................................................1

Item 3.           Legal Proceedings.........................................................................1

Item 4.           Submission of Matters to a Vote of Security Holders.......................................1


                                                      PART II

Item 5.           Market For The Company's Common Equity and
                  Related Security Holder Matters............................................................2

Item 6.           Selected Financial Data....................................................................2

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................2

Item 8.           Financial Statements and Supplementary Data................................................5

Item 9.           Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure..................................................................13


                                                     PART III

Item 10.          Directors and Executive Officers .........................................................13

Item 11.          Management Remuneration and Transactions..................................................14

Item 12.          Security Ownership of Certain Beneficial Owners and Management............................14

Item 13.          Certain Relationships and Related Transactions............................................14


                                                      PART IV

Item 14.          Exhibits, Supplemental Financial Statement Schedules
                  and Reports on Form 8-K...................................................................15

                                                       PART I



ITEM 1.        BUSINESS

CBM Funding Corporation, (the "Company") a Delaware corporation and wholly-owned subsidiary of Courtyard II Associates, L.P. (the "Mortgagor" and "Associates"), which is a subsidiary of Courtyard by Marriott II Limited Partnership (the "Partnership"), was formed on December 28, 1995. The Company was formed for the purpose of (i) making the single, fixed rate, non-recourse $410.2 million mortgage loan (the "Mortgage Loan") to the Mortgagor and (ii) conveying the Mortgage Loan and other instruments securing the Mortgage Loan including the 69 cross-defaulted and cross-collaterized mortgages, representing first priority liens on fee or leasehold interests in 69 Hotels (the "Hotels") owned by the Mortgagor, fee interests in land leased from Marriott International, Inc. or its affiliates on which 53 hotels are situated in, and related assets, and a pledge of the Mortgagor's membership interests in, and the related right to receive distributions from, the entity that owns the hotel located in Chicago/Deerfield, Illinois ("Deerfield LLC"), to the trustee (the "Trustee") under a Trust and Servicing Agreement dated January 24, 1996 (the "Trust and Servicing Agreement") in exchange for Multiclass Mortgage Pass-Through Certificates (the "Certificates") which represent interests in the trust fund under the Trust and Servicing Agreement. For financial accounting purposes the assets and liabilities of the Trustee are included in the financial statements of the Company. However, legally, the Company transferred the Mortgage Loan to the Trustee without recourse and has no interest in the Mortgage Loan, has no obligations with respect to the Certificates and does not control the Trustee.


ITEM 2.        PROPERTIES

None.


ITEM 3.        LEGAL PROCEEDINGS

None.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                       PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

None.


ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information of the Company for the year ended December 31, 1996, presented in accordance with generally accepted accounting principles (in thousands, except common share amounts). The Company had no operating activities prior to January 24, 1996.

                                                          1996
                                                         -------

       Revenues......................................$   29,365
                                                      ==========

        Net loss......................................$    1,027
                                                      ==========

        Net loss per common share.....................$    1,027
                                                      ==========

        Total assets..................................$  411,128
                                                      ==========

        Total liabilities.............................$  398,891
                                                      ==========


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

CBM Funding Corporation's (the "Company") principal source of cash is from collections on the mortgage loan and from additional paid-in capital from the issuance of stock. During 1996, collections on the mortgage loan were used to repay principal on the certificates of $11.3 million. In addition, during 1996, additional capital contributions from the issuance of stock was used to pay financing costs of $13.3 million.

Certificates

The Certificates, as defined in Item 1-Business, in an initial principal amount of $410.2 million were issued by the Trustee. Proceeds from the sale of the Certificates were utilized by the Company to provide a Mortgage Loan to Associates. The Certificates and Mortgage Loan each require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates and the Mortgage Loan each may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

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

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificates balance.

The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                  1997            $     13,298
                  1998                  14,331
                  1999                  15,443
                  2000                  16,642
                  2001                  17,934
               Thereafter              321,205
                                  ------------
                                  $    398,853
                                  ============

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

Operating profit from the Hotels and the Deerfield Hotel in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) to pay debt service on the $127.4 million of senior notes ("Senior Notes") issued in a concurrent offering by the Partnership and its wholly-owned subsidiary, Courtyard II Finance Company, (ii) to fund a supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in the working capital agreement with Marriott International, Inc. and (v) for distributions to the partners of the Partnership.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"), subject to certain exceptions. The Prepayment Premium is equal to the greater of (i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

On June 30, 1996, the Company completed an exchange offer of the Certificates with an outstanding principal balance of $406.2 million at that time, for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

General

The Company believes that collections from the Mortgage Loan will provide adequate funds for short term and long term operational needs of the Company.

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Company reported revenues and interest expense of $29.4 million each. Amortization of deferred financing costs for 1996 was $1.0 million. The Company reported a net loss of $1.0 million for 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



      Index                                                                                         Page


      Report of Independent Public Accountants........................................................ 6

      Statement of Operations......................................................................... 7

      Balance Sheet................................................................................... 8

      Statement of Cash Flows......................................................................... 9

      Notes to Financial Statements...................................................................10

                                                         5

--------------------------------------------------------------------------------









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







TO CBM FUNDING CORPORATION:

We have audited the accompanying balance sheet of CBM Funding Corporation (a Delaware limited partnership and a wholly-owned subsidiary of Courtyard II Associates Limited Partnership) as of December 31, 1996 and 1995, and the related statement of operations and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBM Funding Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                     ARTHUR ANDERSEN LLP

Washington, D.C.
March 13, 1997

--------------------------------------------------------------------------------



STATEMENT OF OPERATIONS






CBM Funding Corporation
For the Year Ended December 31, 1996
(in thousands, except per common share amount)


                                                                                                                 1996
INTEREST INCOME.............................................................................................$       29,365

EXPENSES
   Interest expense.........................................................................................        29,365
   Amortization of deferred financing costs as interest.....................................................         1,023
   Administrative expense...................................................................................             4
                                                                                                            --------------

         ...................................................................................................        30,392
                                                                                                            --------------

NET LOSS ...................................................................................................$       (1,027)
                                                                                                            ==============

NET LOSS PER COMMON SHARE...................................................................................$       (1,027)
                                                                                                            ==============





The  accompanying  notes are an  integral  part of these financial statements.

--------------------------------------------------------------------------------





BALANCE SHEET






CBM Funding Corporation
December 31, 1996 and 1995
(in thousands)

                                                                                                    1996          1995

                                                                                                -----------    -------
ASSETS

   Mortgage Loan to Associates..................................................................$   398,853    $       --
   Deferred financing costs, net of accumulated amortization ....................................    12,273            --
   Cash and cash equivalents....................................................................          2             1
                                                                                                -----------    ----------

      Total Assets..............................................................................$   411,128    $        1
                                                                                                ===========    ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES
   Certificates payable.........................................................................$   398,853    $       --
   Accrued liabilities..........................................................................         38            --
                                                                                                -----------    ----------

      Total Liabilities.........................................................................    398,891            --
                                                                                                -----------    ----------

SHAREHOLDER'S EQUITY
   Common stock (1,000 shares of .01 par value stock issued and outstanding)....................         --            --
   Additional paid-in capital...................................................................     13,264             1
   Accumulated deficit..........................................................................     (1,027)           --
                                                                                                -----------    ----------

      Total Shareholder's Equity................................................................     12,237             1
                                                                                                -----------    ----------


                                                                                                $   411,128    $        1
                                                                                                ===========     ==========




The  accompanying  notes are an  integral  part of these financial statements.

------------------------------------------------------------------------------




STATEMENT OF CASH FLOWS



CBM Funding Corporation
For the Year Ended December 31, 1996
(in thousands)


                                                                                                                 1996
OPERATING ACTIVITIES
   Net loss.................................................................................................$       (1,027)
   Noncash items:
   Amortization of deferred financing costs as interest.....................................................         1,023
                                                                                                            --------------

         Cash used in operations............................................................................            (4)
                                                                                                            --------------

INVESTING ACTIVITIES
   Mortgage loan to associates..............................................................................      (410,200)
   Mortgage loan collections................................................................................        11,347
                                                                                                            --------------

         Cash used in investing activities..................................................................      (398,853)
                                                                                                            --------------

FINANCING ACTIVITIES
   Proceeds from certificates...............................................................................       410,200
   Capital contribution.....................................................................................        13,263
   Payment of financing costs...............................................................................       (13,258)
   Principal repayments on certificates.....................................................................       (11,347)
                                                                                                            --------------

         Cash provided by financing activities..............................................................       398,858
                                                                                                            --------------

INCREASE IN CASH AND CASH EQUIVALENTS.......................................................................$            1

CASH AND CASH EQUIVALENTS at beginning of year..............................................................             1
                                                                                                            --------------

CASH AND CASH EQUIVALENTS at end of year....................................................................$            2
                                                                                                            ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid as interest on certificates.................................................................$       29,365
                                                                                                            ==============



The  accompanying  notes are an  integral  part of these financial statements.

---------------------------------------------------------------------------




NOTES TO FINANCIAL STATEMENTS



CBM Funding Corporation
December 31, 1996 and 1995

NOTE 1.                    THE COMPANY

CBM Funding Corporation, (the "Company") a Delaware corporation and wholly-owned subsidiary of Courtyard II Associates, L.P. (the "Mortgagor" and "Associates"), which is a subsidiary of Courtyard by Marriott II Limited Partnership (the "Partnership"), was formed on December 28, 1995. The Company was formed for the purpose of (i) making the single, fixed rate, non-recourse $410.2 million mortgage loan (the "Mortgage Loan") to the Mortgagor and (ii) conveying the Mortgage Loan and other instruments securing the Mortgage Loan including the 69 cross-defaulted and cross-collaterized mortgages, representing first priority liens on fee or leasehold interests in 69 Hotels (the "Hotels") owned by the Mortgagor, fee interests in land leased from Marriott International, Inc. or its affiliates on which 53 hotels are situated in, and related assets, and a pledge of the Mortgagor's membership interests in, and the related right to receive distributions from, the entity that owns the hotel located in Chicago/Deerfield, Illinois ("Deerfield LLC"), to the trustee (the "Trustee") under a Trust and Servicing Agreement dated January 24, 1996 (the "Trust and Servicing Agreement") in exchange for Multiclass Mortgage Pass-Through Certificates (the "Certificates") which represent interests in the trust fund under the Trust and Servicing Agreement. For financial accounting purposes the assets and liabilities of the Trustee are included in the financial statements of the Company. However, legally, the Company transferred the Mortgage Loan to the Trustee without recourse and has no interest in the Mortgage Loan, has no obligations with respect to the Certificates and does not control the Trustee.

The Company had no operating activities prior to January 24, 1996, and therefore, has not presented statements of operations or cash flows for the year ended December 31, 1995.


NOTE 2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with making the Mortgage Loan to Associates. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the life of the Mortgage Loan. During 1996, the Company paid $13,258,000 in financing costs. At December 31, 1996, accumulated amortization of financing costs was $1,023,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

--------------------------------------------------------------------------------







NOTE 3.             ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below.

                                          As of December 31, 1996
                                              (in thousands)

                                                          Estimated
                                         Carrying           Fair
                                          Amount            Value
                                      --------------   -------------
Mortgage Loan to Associates...........$    398,853     $    405,695

Certificates Payable..................$    398,853     $    405,695

The 1996 estimated fair value of mortgage loan to Associates and certificates payable was based on quoted market prices at December 31, 1996.


NOTE 4.             CERTIFICATES/MORTGAGE LOAN

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

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificates balance.

The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996.

-----------------------------------------------------------------------------




The Certificates/Mortgage Loan maturities are as follows (in thousands):

                      1997            $     13,298
                      1998                  14,331
                      1999                  15,443
                      2000                  16,642
                      2001                  17,934
                   Thereafter              321,205
                                      ------------
                                      $    398,853
                                      ============

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

On June 30, 1996, the Company completed an exchange offer of the Certificates with an outstanding principal balance of $406.2 million at that time, for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                                      PART III


ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS

The Company's director's and executive officer's are as follows:
                                                                    Age at
               Name        Current Position                 December 31, 1996

  Bruce F. Stemerman   President and Director                         41
  Earla L. Stowe       Vice President and Chief Accounting Officer    35
  Anna Mary Coburn     Secretary                                      41
  Bruce Wardinski      Treasurer                                      36

Business Experience

Bruce F. Stemerman was elected President and Director in 1995. Mr. Stemerman joined Host Marriott Corporation in 1989 as Director -- Partnership Services. He became Vice President - Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott Corporation, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer in October 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in June 1996.

Anna Mary Coburn joined Host Marriott Corporation as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate General Counsel in 1997. Prior to joining Host Marriott Corporation, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit.

Bruce Wardinski joined Host Marriott Corporation in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President--Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott Corporation. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.

ITEM 11.           MANAGEMENT REMUNERATION AND TRANSACTIONS

The Company is a subsidiary of the Courtyard by Marriott II Limited Partnership (the "Partnership"). The Company's officers and directors are employees of Host Marriott Corporation, the parent company of the general partner of the Partnership. Therefore, no officer or director of the Company devotes a significant percentage of time to Company matters.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

As of December 31, 1996, Courtyard II Associates, L.P., a subsidiary of the Partnership, owned 100% of the Company's outstanding shares of stock. There are no arrangements which may, at a subsequent date, result in a change in control of the Company.


ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                                       PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)   List of Documents Filed as Part of This Report

                   (1)      Financial Statements
                            All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                   (3)      EXHIBITS
 Exhibit
 Number                                                        Description                                                Page
------------------     ----------------------------------------------------------------------------------------------------  -------

      3.6                Agreement of Limited Partnership of Courtyard II Associates, L.P. ("Associates")                  N/A
                                      (Incorporated by reference herein to Exhibit 3.1 to Associates Form S-4 filed with the Commission on March 14, 1996.)

      3.7                Certificate of Limited Partnership of Associates (Incorporated by reference herein to             N/A
                                         Exhibit 3.2 to Associates Form S-4 filed with the Commission on March
                                    14, 1996.)

      3.8              Amended and Restated Certificate of Incorporation of CBM Funding Corporation                        N/A
                                    ("Funding") (Incorporated by reference herein to Exhibit 3.3 to Associates
                                    Form S-4 filed with the Commission on March 14, 1996.)

      3.9              By-laws of Funding (Incorporated by reference herein to Exhibit 3.4 to Associates               N/A
                                    Form S-4 filed with the Commission on March 14, 1996.)

      *4.4             Intercreditor Agreement dated as of January 24, 1996 among IBJ Schroder Bank &                  N/A
                                    Trust Company, Bankers Trust Company, Marine Midland Bank (the
                                    "CMBS Trustee"), the Partnership and Finance, Associates, Courtyard II
                                    Associates Management Corporation (the "Managing General Partner")
                                    and Funding

      *4.5             Trust and Servicing Agreement dated as of January 1, 1996 among Funding, Bankers                N/A
                                  Trust Company and the CMBS Trustee

      *4.6             Exchange   and   Registration    Rights
                       Agreement  dated as of January 24, 1996
                       among the N/A Partnership,  Associates,
                       Funding and Lehman Brothers Inc.


***10.13          Contribution Agreement dated as of January 24, 1996 among the                                        N/A
                               Partnership, the Managing General Partner and Associates

***10.14          Bill of Sale and Assignment and Assumption Agreement dated as of                                     N/A
                               January 24, 1996 by the Partnership to Associates








*10.15            Assignment and Assumption of Management Agreement dated as of                                        N/A
                               January 24, 1996 by the Partnership to Associates

***10.16          Contribution Agreement dated as of January 24, 1996 among the                                        N/A
                               Partnership, the Managing General Partner and Courtyard II
                               Associates LLC ("Deerfield LLC")

***10.17          Bill of Sale and Assignment and Assumption Agreement dated as of                                     N/A
                               January 24, 1996 by the Partnership to Deerfield LLC

*10.18            Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield,                                        N/A
                               Illinois dated as of January 24, 1996 by the Partnership to
                               Deerfield LLC

*10.19            Assignment and Assumption of Management Agreement dated as of                                        N/A
                               January 24, 1996 by the Partnership to Deerfield LLC

*10.20            Loan Agreement dated as of January 24, 1996 by and between                                           N/A
                               Associates and Funding

*10.21            Mortgage Note, dated as of January 24, 1996, in the principal                                        N/A
                               amount of $410,200,000 by Associates to Funding

*10.22            Security Agreement dated as of January 24, 1996 by and between                                       N/A
                               Associates and Funding

*10.23            Pledge Agreement dated as of January 24, 1996 by and between                                         N/A
                               Associates and Funding

*10.24            Collateral Assignment of Management Agreement and Subordination                                      N/A
                               Agreement dated as of January 24, 1996, by and among
                               Associates, the Manager and Funding

*10.26            Environmental Indemnity Agreement dated as of January 24, 1996                                       N/A
                               by Associates and the Managing General Partner for the
                               benefit of Funding

*10.27            Associates, as mortgagor, and Funding, as mortgagee, entered into                                    N/A
                               53 fee and leasehold mortgages, each dated as of January 24,
                               1996.  The 53 mortgages are identical in all material respects except as to the underlying property to which they relate and, in certain instances, additional parties thereto.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
                               (Birmingham/Hoover, AL) which is filed herewith.


                      Property                   State              Additional Party
                      --------                   -----              ----------------
                      Birmingham/Hoover            AL                     Essex
                      Huntsville                   AL                      MII
                      Phoenix/Mesa                 AZ                      MII
                      Phoenix/Metrocenter          AZ                      MII
                      Tucson Airport               AZ                      MII
                      Little Rock                  AR                      MII
                      Bakersfield                  CA                      MII
                      Foster City                  CA                      MII







                      Hacienda Heights             CA                      MII
                      Marin/Larkspur Landing       CA                      MII
                      Palm Springs                 CA                      MII
                      Torrance                     CA                      MII
                      Boulder                      CO                      MII
                      Denver/Southeast             CO                     Essex
                      Wallingford                  CT                      MII
                      Ft. Myers                    FL                      MII
                      Ft. Lauderdale/Plantatio     FL                      MII
                      St. Petersburg               FL                      MII
                      West Palm Beach              FL                      MII
                      Atlanta/Gwinnett Mall        GA                      MII
                      Atlanta/Perimeter Center     GA                     Essex
                      Chicago/Glenview             IL                      MII
                      Chicago/Highland Park        IL                      MII
                      Chicago/Waukegan             IL                      MII
                      Chicago/Wood Dale            IL                      MII
                      Indianapolis/Castleton       IN                     Essex
                      Kansas City/Overland Par     KS                      MII
                      Lexington/North              KY                     Essex
                      Annapolis                    MD  Essex and the Partnership
                      Silver Spring                MD   MII and the Partnership
                      Boston/Andover               MA                      MII
                      Detroit Airport              MI                      MII
                      Detroit/Livonia              MI                      MII
                      Minneapolis Airport          MN                     Essex
                      St. Louis/Creve Couer        MN                     Essex
                      St. Louis/Westport           MO                      MII
                      Lincroft/Red Bank            NJ                      MII
                      Rye                          NY                     Essex
                      Raleigh/Cary                 NC                      MII
                      Dayton Mall                  OH                      MII
                      Toledo                       OH                      MII
                      Oklahoma City Airport        OK                      MII
                      Portland/Beaverton           OR                      MII
                      Columbia                     SC                      MII
                      Greenville                   SC                     Essex
                      Memphis Airport              TN                     Essex
                      Nashville Airport            TN                     Essex
                      Dallas/Northeast             TX                      MII
                      Dallas/Stemmons              TX                     Essex
                      San Antonio/Downtown         TX                     Essex
                      Charlottesville              VA                      MII
                      Manassas                     VA                      MII
                      Seattle/Southcenter          WA                      MII


*10.28              Associates, as mortgager, and Funding, as mortgagee, entered into 16                              N/A
                                 fee leasehold mortgages, each dated as of January 24, 1996.
                                 The 16 mortgages are identical in all material respects except as to the underlying property to which they relate.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
                                 (Birmingham/Homewood, AL) which is filed herewith.








                    Property                                   State
                    --------                                   -----
                    Birmingham/Homewood                        AL
                    Cupertino                                  CA
                    Fresno                                     CA
                    Denver Airport                             CO
                    Norwalk                                    CT
                    Tampa/Westshore                            FL
                    Atlanta Airport South                      GA
                    Atlanta/Roswell                            GA
                    Arlington Heights South                    IL
                    Chicago/Lincolnshire                       IL
                    Chicago/Oakbrook Terrace                   IL
                    Rockford                                   IL
                    Poughkeepsie                               NY
                    Charlotte/South Park                       NC
                    Philadelphia/Devon                         PA
                    Dallas/Plano                               TX


*10.29              Assignment of Loan Documents dated as of January                                               N/A
                                 24, 1996 by Funding to the CMBS Trustee

10.30               Assignment and Assumption of Management Agreement dated as of                                  N/A
                                 January 24, 1996 by the Partnership to Associates with
                                 attached Management Agreement (Incorporated by
                                 reference herein to Exhibit 10.1 to Associates Form S-4
                                 filed with the Commission on March 14, 1996.)

10.31               Working Capital Maintenance Agreement dated as of                                              N/A
                                 January 24, 1996, by and among the Partnership,
                                 Associates, and the Manager.  (Incorporated by reference
                                 to the exhibit previously filed as exhibit number 10.23 in
                                 Amendment No. 1 to Form S-4 Exchange Offer filed by
                                 CBM Funding and Associates with the Commission in
                                 May 10, 1996.)

*21.1               Subsidiaries of the Partnership                                                                N/A




* Incorporated herein by reference to the same numbered exhibit in the Partnership's and Finance's Registration Statement on Form S-4 for 10 3/4% Series B Senior Secured Notes due 2008, previously filed with the Commission on March 7, 1996.

*** Incorporated by reference to the same numbered exhibit Amendment No. 1 to the Form S-4 Registration Statement previously filed with the Commission by the Partnership on April 25, 1996.


             (b)   REPORTS ON FORM 8-K

                   No reports were filed on Form 8-K during 1996.

                                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                                     CBM FUNDING CORPORATION

                                                 By: /s/ Bruce F. Stemerman
                                                     ----------------------
                                                     Bruce F. Stemerman
                                                     President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                            Title
                                     (CBM FUNDING CORPORATION)



 /s/ Earla L. Stowe
-------------------------------------Vice Pesident and Chief Accounting Officer Earla L. Stowe


 /s/ Anna Mary Coburn
-------------------------------------Secretary
Anna Mary Coburn


 /s/ Bruce D. Wardinski
-------------------------------------Treasurer
Bruce D. Wardinski